Form 10-KT
period 2003-12-31
MS STRUCTURED SATURNS SERIES 2002-14
filed 2004-03-30
CIK 1280213

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from DECEMBER 1, 2003 to DECEMBER 31, 2003
                               ----------------    -----------------

                  COMMISSION FILE NUMBERS 001-16443, 333-64879
                                          --------------------

                            MS STRUCTURED ASSET CORP.
                                  ON BEHALF OF
                            SATURNS TRUST NO. 2002-14
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        13-4026700
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       1585 BROADWAY, SECOND FLOOR
           NEW YORK, NEW YORK                                 10036
          ATTENTION: JOHN KEHOE                             (Zip Code)
 (Address of principal executive office)

Registrant's telephone number, including area code:      (212) 761-2520

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
-------------------                    -----------------------------------------
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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X   No
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

SATURNS Trust No. 2002-14 Class A Units (General Electric Capital Corporation Debenture Backed )

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

         Not Applicable

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

----------------------------------------------------------------------------------------------------------------------
 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                              Agreement Filings in connection with
                                                                                          Closing Date)


                                                                             For Transition Period from December 1,
                                                                                    2003 to December 31, 2003
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
      2002-14                11/14/02          March 15 and September 15             None filed this period
----------------------------------------------------------------------------------------------------------------------

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



         Date:  March 30, 2004

                                                  MS STRUCTURED ASSET CORP.
                                                  (Registrant)



                                                  By:      /s/ John Kehoe
                                                     ---------------------------
                                                  Name:    John Kehoe
                                                  Title:   Vice President
                                                  Date:    March 30, 2004